Form 10QSB
period 2001-09-30
KINGDOM VISION NETWORK INC
filed 2001-11-19
CIK 1115307

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                          FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or
15(d) Securities Exchange Act of 1934 for
Quarterly Period Ended September 30, 2001

-OR-

[ ]     Transition Report Pursuant to Section 13
or 15(d) of the Securities And Exchange Act of
1934 for the transaction period from _________ to________

 Commission File Number            333-39942


         Kingdom Vision Network, Inc.
--------------------------------------------------
(Exact name of registrant as specified in its charter)

   Colorado                            62-1813306
--------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

       377 Carowinds Boulevard, Suite 101,
              Fort Mill, SC 29715
--------------------------------------------------
       (Address of principal executive offices, Zip Code)

               (803) 547-8950
--------------------------------------------------
         (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the
registrant's common stock,
September 30, 2001:  Common Stock
    -  Class A - 2,000,000
    -  Class B - 16,992,704

         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

Kingdom Vision Network, Inc.
(A Development Stage Company)

Item 1. Financial Statements

Balance Sheets,
   December 31, 2000 and
    September 30, 2001 (unaudited)           3
Statements of Operations for the
   three and nine months ended
   September 30, 2001 and 2000, and
   from inception through September
   30, 2001 (unaudited)                      4
Statements of Cash Flows for the nine months
   ended September 30, 2001 and 2000, and
   from inception through September 30,
   2001(unaudited)                           5
Notes to financial statements                6

Kingdom Vision Network Inc.
(A Development Stage Company)
     Balance Sheets
December 31, 2000 and September 30, 2001

				                               (Unaudited)
                                 DECEMBER 31, 2000   SEPTEMBER 30, 2001
                                 -----------------   ------------------
ASSETS:
Current Assets:
Cash                                       $21,555              ($175)
Accounts receivable - employee		  $5,875             $7,875
Prepaid expenses                           $20,803            $10,182
                                           -------            -------
Total current assets                       $48,233            $17,882
                                           -------            -------

Property and equipment, net               $129,693           $128,745
Deposits                                  $236,743           $236,743
Other assets                              $130,000           $145,000


TOTAL ASSETS                              $544,669           $528,370
                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                           $43,793           $336,368
Accrued interest payable                      $490            $16,490
Capital lease obligation, current           $2,840             $1,401
Notes payable - related parties                  -           $335,000
                                          --------           --------

Total Current Liabilities:                 $47,123           $689,259

Note payable - stockholder                 $10,000            $10,000
Capital lease obligation, long-term         $9,862             $9,151
                                           -------            -------
Total liabilities                          $66,985           $708,410
                                           -------           --------
Commitments and contingencies

Stockholders' Equity:
Common stock, valued at amount paid in:
Class A, no par value, 20,000,000 shares
  authorized, 2,000,000 shares issued and
  outstanding                              $20,000            $20,000
Class B, no par value, 80,000,000 shares
   authorized, 11,976,380 and 16,992,704
   shares issued and outstanding at December
   31, 2000 and September 30, 2001      $2,347,852         $4,354,382




Kingdom Vision Network Inc.
(A Development Stage Company)
     Balance Sheets continued


Preferred Stock, no par value, 25,000,000
   shares authorized, 91,393 issued and
   outstanding at	September 30, 2001             -           $274,179

Deficit accumulated in development
   Stage                               ($1,890,168)       ($4,828,601)
                                        ----------         ----------
Total Stockholders' Equity                $477,684          ($180,040)
                                        ----------         ----------
Total Liabilities and Stockholders'
   Equity                                 $544,669           $528,370
                                        ==========         ==========

See accompanying notes to financial statements.

Kingdom Vision Network, Inc.
(A Development Stage Company)
Statements of Operations - Unaudited
Three and Nine Months Ended
   September 30, 2001 and 2000
Period from March 3, 2000 (Date of Inception) to September 30, 2001

                                        (Unaudited)        (Unaudited)    (Unaudited)
                                    Three months ended Three months ended Inception to
                                      Sept. 30, 2000     Sept. 30, 2001  Sept. 30,2000
                                      --------------     --------------  -------------
Revenue:
Airtime sales                                             $     260
Interest income                         $     3,069       $     320         $   3,069
Other income                            $     3,855       $   8,000         $   6,172
                                        -----------       ---------         ---------
Total revenue                           $     6,924       $   8,580         $   9,241
                                        -----------       ---------         ---------

Operating expense:
Program development                     $   243,718       $ 407,850          $243,718
General and administrative              $   129,384 	    $ 176,673          $172,417
Contract labor                          $    84,867       $  44,991 	     $203,187
Rent                                    $    42,581       $  37,250         $  74,888
Professional services                   $    22,172       $ 170,544         $  48,938
Provision to write off bad debt
Realized loss on investment
Travel                                  $    23,758       $  22,865         $  53,507
Marketing and selling                   $    14,200       $   2,328         $  26,871
Other                                   $    21,881       $  57,097         $  51,812
                                        -----------       ---------         ---------
Total operating expenses                $   582,560       $ 919,597         $ 875,339
                                        -----------       ---------         ---------
Loss before provision for income taxes ($   575,637)     ($ 911,017)        ($866,097)

Provision for income taxes                        -               -                 -
                                        -----------     -----------        ----------
Net loss                                  ($575,637)      ($911,017)        ($866,097)
                                        ===========     ===========        ==========
Net loss per common share:
Basic                                        ($0.07)         ($0.05)           ($0.13)
                                         ==========     ===========        ==========
Average common shares outstanding         8,682,488      16,952,972         6,733,786
                                         ==========     ===========        ==========

See accompanying notes to financial statements.

Kingdom Vision Network, Inc.
(A Development Stage Company)
Statements of Operations - Unaudited
   continued

                                                          (Unaudited)  	(Unaudited)
                                                   Nine months ended  Inception to
                                                  September 30, 2001 September 30,2001
                                                  ------------------ -----------------
Revenue:
Airtime sales                                                  $260             $260
Interest income                                              $2,389          $10,343
Other income                                                 $8,000          $11,070
                                                        -----------       ----------
Total revenue								$10,649 	     $21,673
                                                        -----------       ----------
Operating expense:
Program development                                      $1,254,744       $1,916,143
General and administrative                                 $575,243         $857,085
Contract labor                                             $228,291         $504,901
Rent                                                       $125,718         $240,491
Professional services                                      $439,259         $628,478
Provision to write off bad debt                                             $104,000
Realized loss on investment                                                  $30,000
Travel                                                     $129,969         $225,936
Marketing and selling                                       $37,574         $111,508
Other                                                      $158,283         $231,731
                                                         ----------       ----------
Total operating expenses                                 $2,949,082       $4,850,274
                                                         ----------       ----------
Loss before provision for income taxes                  ($2,938,433)     ($4,828,601)

Provision for income taxes	                                    -                -
                                                         ----------       ----------
Net loss                                                ($2,938,433)     ($4,828,601)
                                                        ===========      ===========

Net loss per common share:
Basic                                                        ($0.19)          ($0.42)
                                                        ============     ============
Average common shares outstanding                         15,115,723       11,368,442
                                                        ============	 ============

See accompanying notes to financial statements.

     Kingdom Vision Network, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
Period from March 3, 2000 (Date of Inception) to September 30, 2001

                                        (Unaudited)     (Unaudited)      (Unaudited)
                                        Inception to    Inception to     Inception to
                                       Sept. 30, 2000   Sept. 30, 2001  Sept. 30, 2001
                                       --------------   --------------  --------------
Cash flows from Operating Activities:

Net loss                               ($866,097)       ($2,938,433)      ($4,828,601)
Adjustments to reconcile net
   Loss to net cash used in
   Operating activities:
Depreciation
Realized loss on investment              $1,828             $29,344           $35,806
Provision to write off bad debt              $0                  $0           $30,000
Stock issued in exchange for services   $84,000                  $0          $104,000
Changes in operating assets and
  Liabilities:
  (Increase) in accounts receivable
    - employee                          ($3,000)            ($2,000)          ($7,875)
  (Increase) Decrease in prepaid
     expenses                          ($40,803)            $10,621          ($10,182)
  (Increase) in deposit               ($215,000)
($236,743)
   Increase (Decrease) in accounts
      Payable                                              $292,575          $336,368
   Increase in accrued interest payable                     $16,000           $16,490
                                      ---------          ----------        ----------
Net cash (used in) operating
   activities                       ($1,039,073)        ($2,591,892)      ($4,476,737)
                                     ----------          ----------        ----------

Cash flows from Investing Activities:

Issuance of note receivable                                                 ($104,000)
Purchase of investment                 ($50,000)           ($15,000)        ($175,000)
Purchase of property and equipment     ($53,145)           ($28,297)        ($164,551)
                                     ----------          ----------        ----------
Net cash (used in) investing
   Activities                         ($103,145)           ($43,397)        ($443,551)

Cash flows from Financing Activities:

Proceeds from note payable issued to
   Stockholder                          $10,000                               $10,000
Proceeds from notes payable -
   Related parties                                         $335,000          $335,000
Increase in capital lease obligation    $14,200                               $14,200
Payment of capital lease obligation       ($788)            ($2,150)          ($3,648)




     Kingdom Vision Network, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
              continued

Proceeds from issuance of common
   stock                              $1,194,803         $2,006,530       $4,4564,561
Proceeds from issuance of preferred
   Stock                                                   $274,179
                                      ----------         ----------       -----------
Net cash provided by financing
   Activities                         $1,218,215         $2,613,559        $4,920,113
                                     -----------         ----------       -----------
Net increase in cash                     $75,997           ($21,730)            ($175)

Cash, beginning of period                     $0            $21,555                $0
                                     -----------         ----------       -----------
Cash, end of period                      $75,997            $21,555                $0
                                     ===========         ==========       ===========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities:

Capital lease obligation incurred    -----------         ----------       -----------
  for purchase of equipment              $14,200                              $14,200
                                     ===========         ==========       ===========
Stock issued in exchange for services:
   Series A common stock                 $20,000                              $20,000
   Series B common stock                 $64,000                              $64,000
                                     -----------         ----------       -----------
                                         $84,000                              $84,000
                                     ===========         ==========       ===========

See accompanying notes to financial statements

Notes Payable - Related Parties
   The Company had the following notes payable to related parties at September 30, 2001:

Note payable to Dale C. Bronner,
director, due July 17, 2001 in
the amount of $165,000.
The effective interest rate on
this note is 40.56%                      $150,000

9% note payable to Dale C.
Bronner, director, due August
31, 2002, in lump sum including
interest                                   75,000

9% note payable to Eddie L.
Long, director, due August 31,
2002, in lump sum including
interest                                   50,000
                                         --------
Total notes payable -
   related parties                       $275,000
                                         ========

Notes Payable
   Notes payable at September 30, 2001, consisted of the following:

7% note payable to David C.
Cavallaro Trust, due in lump
sum including interest on March
18, 2002, secured by a Stock
Pledge Agreement covering 8,333
and 1/3 shares of Series KV
Preferred Stock                           $25,000

Note payable to Anthony Williams,
an individual, due January 25,
2002, in the amount of $45,000.
The effective interest rate on
this note is 84.79%                        35,000
                                         --------
Total notes payable                       $60,000
                                         ========

2.  STOCKHOLDERS'EQUITY

Common Stock
The Company is authorized to issue 20,000,000
Series A common shares, no par value per share, and 80,000,000 Series B common shares, no par value per share. At December 31, 2000, there were 2,000,000 and 11,976,380 shares of Series A and Series B common shares paid for and issued, respectively.
Holders of Series A and Series B common shares are entitled to ten and one vote per share, respectively, and Series B common shares have priority over Series A with respect to dividend payments that may be authorized by the Board of Directors. Neither Series A nor Series B common shares have preemptive, subscriptive, conversion or cumulative voting rights. Series A and Series B common shares share ratably in all assets of the Company available for distribution in the event of liquidation or dissolution of the Company.

Preferred Stock
The Company is authorized to issue 25,000,000 shares of no par value preferred stock. The Board of Directors of the Company is authorized to issue preferred stock, establish various series, to fix and determine the variations in the relative rights and preferences as between series, to fix voting rights, if any, for each series, and to allow for the conversion of preferred stock into common stock.

The Board of Directors has authorized the issuance
of 7,000,000 Series KV preferred shares for $3 per
share through a Form SB-2 registration statement
under the Securities Act of 1933, as amended, as
approved by the Securities and Exchange Commission.
Series KV voting preferred shares have one vote per
share, have no dividend or liquidation preferences,
and are convertible into one Series B common share
per Series KV preferred share fourteen months after
the effective date of the registration statement
(July 25, 2001).   Through September 30, 2001, the
Company has issued 91,393 shares of Series KV preferred stock in the amount of $274,179.

Private Placement Memorandums
During the year ended December 31, 2000, the Board
of Directors authorized the issuance of 12,500,000
Series B common shares at $.40 per share through
two separate Private Placement Memorandum's
pursuant to Regulation D, Section 505 of the
Securities Act of 1933, as amended.   As permitted
by Regulation D, these Private Placement
Memorandums have not been registered with the
Securities and Exchange Commission.   The first
offering of 2,500,000 shares was terminated as of December 31, 2000, with the issuance of all 2,500,000 Series B common shares. The second offering of 10,000,000 terminates on July 31, 2001.
As of September 30, 2001, 10,307,704 Series B common shares have been issued in the amount of $4,123,402 in connection with the second Regulation
D offering.

Item 2. Management's Discussion and Analysis or
Plan of Operations

Trends and Uncertainties.  Demand for Kingdom
Vision's project will be dependent on, among other things, market acceptance of the Kingdom
Vision Network concept, the quality of its entertainment and promotional merchandise, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of Kingdom Vision's activities will be the receipt of revenues from advertising on our network, Kingdom Vision's business operations may be adversely affected by Kingdom Vision's competitors and prolonged recessionary periods.

Capital and Source of Liquidity.  All of the
initial working capital has been obtained from
the sale of Series A and Series B to officers,
directors and affiliated persons.    Kingdom
Vision requires substantial capital in order to
meet its ongoing corporate obligations and in
order to continue and expand its current and
strategic business plans.   If its current public
offering is not successful, the officers and
directors have agreed to advance monies to pay
for any fixed monthly obligations.   They also
have agreed to provide personal guarantees for debt financing for limited operations.

The accompanying financial statements have been
prepared assuming that the Kingdom will continue
as a going concern.   Kingdom does not have
sufficient capital to meet its financial needs
for the next twelve months, which raises
substantial doubt about its ability to continue
as a going concern.   As discussed above,
Kingdom's officers and directors have an oral agreement, with no specific amount, that they will either advance funds, guarantee any needed financing, or will purchase shares of capital stock from Kingdom to meet its financial needs.

For the nine months ended September 30, 2001, Kingdom Vision purchased property and equipment of $28,397 and purchased an investment of $15,000. As a result, Kingdom Vision had net cash used in investing activities of $43,397 for the nine months ended September 30, 2001.

For the period from March 3, 2000 to September
30, 2000, Kingdom Vision purchase property and
equipment of $53,145 and purchased an investment
of $50,000.   As a result, Kingdom Vision had net
cash used in investing activities of $103,145 for the period from March 3, 2000 to September 30,
2000.

For the nine months ended September 30, 2001,
Kingdom Vision made payments of $2,150 on capital
lease obligations, received proceeds from a notes
payable-related parties of $275,000, received
proceeds from other notes payable of $60,000 and
received proceeds from the issuance of common
stock of $2,006,530.   Kingdom Vision also
received proceeds from the issuance of preferred
stock of $274,179 for the nine months ended
September 30, 2001.    As a result, Kingdom
Vision had net cash provided by financing activities of $2,613,559 for the nine months ended September 30, 2001.

For the nine months ended September 30, 2000, Kingdom Vision received proceeds from a note payable issued to a stockholder of $10,000, had an increase in a capital lease obligation of $14,200, paid a capital lease obligation of $788 and received proceeds from the issuance of common stock of $1,194,803. As a result, Kingdom Vision had net cash provided by financing activities of $1,218,215 for the nine months ended September
30, 2000.

Kingdom Vision will use the net proceeds of its
current public offering over the next twelve
months.   The minimum amount of proceeds
necessary to meet our estimated capital
expenditures for the next 12 months is
$3,000,000.   In the long term, we will require
$21,000,000.   If our current public offering is
not successful, we will have to pursue additional capital and debt financing.

On a long-term basis, liquidity is dependent on
continuation and expansion of operation and
receipt of revenues, additional infusions of
capital, and debt financing.   Kingdom Vision
believes that additional capital and debt financing in the short term will allow Kingdom
Vision to increase its marketing and sales efforts and thereafter result in increased revenue and greater liquidity in the long term.
However, there can be no assurance that Kingdom
Vision will be able to obtain additional equity or debt financing in the future, if at all.

Results of Operations.  Since inception, Kingdom
Vision has not received any revenues from operations. Television programming has been progressing since early March 2000.

For the nine months ended September 30, 2001,
Kingdom Vision had operating expenses of
$2,929,082 consisting of program development
costs of $1,254,744, general and administrative
of $575,243, contract labor of $228,291, rent of
$125,718, professional services of $439,259,
travel of $129,969, marketing and selling of
$37,574 and other expenses of $158,283.   The
large increase in all of the expenses since March
31, 2000 were a direct result of Kingdom Vision trying to implement its business plan and raise equity financing.

For the period from inception to September 30, 2000, Kingdom Vision paid program development of $243,718, general and administrative of $172,417, contract labor expense of $203,187, rent expense of $74,888, professional services of $48,938, travel of $53,507, marketing and selling of $26,871 and other expenses of 51,812.


Plan of Operation.   Kingdom Vision is in the
development stage and has not conducted any
significant operations to date or received any
operating revenues.  Kingdom Vision can satisfy
its cash requirements in the next twelve months
if we can successfully complete our current
public offering.     We will not need to conduct
any research and development regarding our business plan.

Kingdom Vision may experience problems; delays, expenses, and difficulties sometimes encountered by an enterprise in Kingdom Vision's stage of development, many of which are beyond Kingdom
Vision's control. These include, but are not limited to, unanticipated problems relating to the development of the network,

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.
Item 2. Changes in Securities and Use of Proceeds.
        not applicable.
Item 3. Defaults Upon Senior Securities.
        not applicable.
Item 4. Submission of Matters to a Vote of Security
        Holders.
         not applicable.
Item 5. Other Information. not applicable.
Item 6. Exhibits and Reports on Form 8-K.

(a)   Reports on Form 8-K.   none
(b)   Exhibits.    none


                  SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2001

KINGDOM VISION NETWORK, INC.

By  /s/ Randall Worley
    ------------------------
    Randall Worley
    President and Director