Form 10QSB/A
period 2001-09-30
KINGDOM VISION NETWORK INC
filed 2001-11-28
CIK 1115307

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                        Amendment 1 to
                          FORM 10-QSB

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

Item 1. Financial Statements

Balance Sheets,
   December 31, 2000 and
    September 30, 2001 (unaudited)           3
Statements of Operations for the
   three and nine months ended
   September 30, 2001 and 2000, and
   from inception through September
   30, 2001 (unaudited)                      4
Statements of Cash Flows for the nine months
   ended September 30, 2001 and 2000, and
   from inception through September 30,
   2001(unaudited)                           5
Notes to financial statements (unaudited)    6

Kingdom Vision Network Inc.
(A Development Stage Company)
     Balance Sheets
December 31, 2000 and September 30, 2001

				                               (Unaudited)
                                 DECEMBER 31, 2000   SEPTEMBER 30, 2001
                                 -----------------   ------------------
ASSETS:
Current Assets:
Cash                                       $21,555              ($175)
Accounts receivable - employee		  $5,875             $7,875
Prepaid expenses                           $20,803            $10,182
                                           -------            -------
Total current assets                       $48,233            $17,882
                                           -------            -------

Property and equipment, net               $129,693           $128,745
Deposits                                  $236,743           $236,743
Other assets                              $130,000           $145,000
                                          --------           --------
TOTAL ASSETS                              $544,669           $528,370
                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                           $43,793           $336,368
Accrued interest payable                      $490            $16,490
Capital lease obligation, current           $2,840             $1,401
Notes payable - related parties                  -           $275,000
Notes payable                                    -             60,000
                                          --------           --------

Total Current Liabilities:                 $47,123           $689,259

Note payable - stockholder                 $10,000            $10,000
Capital lease obligation, long-term         $9,862             $9,151
                                           -------            -------
Total liabilities                          $66,985           $708,410
                                           -------           --------
Commitments and contingencies		             -                  -

Stockholders' Equity:
Common stock, valued at amount paid in:
Class A, no par value, 20,000,000 shares
  authorized, 2,000,000 shares issued and
  outstanding                              $20,000            $20,000
Class B, no par value, 80,000,000 shares
   authorized, 11,976,380 and 16,992,704
   shares issued and outstanding at December
   31, 2000 and September 30, 2001      $2,347,852         $4,354,382




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
                                        ==========         ==========

See accompanying notes to
   interim financial statements.

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
                                         ==========     ===========        ==========

See accompanying notes to
  interim financial statements.

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

See accompanying notes to
  interim financial statements.

     Kingdom Vision Network, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
Period from March 3, 2000 (Date of Inception) to September 30, 2001

                                        (Unaudited)     (Unaudited)      (Unaudited)
                                        Inception to    Inception to     Inception to
                                       Sept. 30, 2000   Sept. 30, 2001  Sept. 30, 2001
                                       --------------   --------------  --------------
Cash flows from Operating Activities:

Net loss                               ($866,097)       ($2,938,433)      ($4,828,601)
Adjustments to reconcile net
   Loss to net cash used in
   Operating activities:
Depreciation                             $1,828             $29,345           $35,806
Realized loss on investment                  $0                  $0           $30,000
Provision to write off bad debt              $0                  $0          $104,000
Stock issued in exchange for services   $84,000                  $0           $84,000
Changes in operating assets and
  Liabilities:
  (Increase) in accounts receivable
    - employee                          ($3,000)            ($2,000)          ($7,875)
  (Increase) Decrease in prepaid
     expenses                          ($40,803)            $10,621          ($10,182)
  (Increase) in other assets                 $0            ($15,000)        ($145,000)
  (Increase) in deposit               ($215,000)                  -         ($236,743)
   Increase (Decrease) in accounts
      Payable                                              $292,575          $336,368
   Increase in accrued interest payable                     $16,000           $16,490
                                      ---------          ----------        ----------
Net cash (used in) operating
   activities                       ($1,039,072)        ($2,606,892)      ($4,621,737)
                                     ----------          ----------        ----------
Cash flows from Investing Activities:

Issuance of note receivable            ($20,000)                            ($104,000)
Purchase of investment                 ($30,000)                             ($30,000)
Purchase of property and equipment     ($53,145)           ($28,397)        ($164,551)
                                     ----------          ----------        ----------
Net cash (used in) investing
   Activities                         ($103,145)           ($28,397)        ($298,551)
                                     ----------          ----------        ----------
Cash flows from Financing Activities:

Proceeds from note payable issued to
   Stockholder                          $10,000                               $10,000
Proceeds from notes payable -
   related parties                                         $275,000          $275,000
Proceeds from issuance of notes payable                     $60,000           $60,000
Increase in capital lease obligation    $14,200                               $14,200
Payment of capital lease obligation       ($788)            ($2,150)          ($3,648)




     Kingdom Vision Network, Inc.
    (A Development Stage Company)
       Statements of Cash Flows
              continued

Proceeds from issuance of common
   stock                              $1,194,803         $2,006,530        $4,564,561
Proceeds from issuance of preferred
   stock                                       -           $274,179                 -
                                      ----------         ----------       -----------
Net cash provided by financing
   activities                         $1,218,215         $2,613,559        $4,920,113
                                     -----------         ----------       -----------
Net increase in cash                     $75,997           ($21,730)            ($175)

Cash, beginning of period                     $0            $21,555                $0
                                     -----------         ----------       -----------
Cash, end of period                      $75,997            $ ($175)            $(175)
                                     ===========         ==========       ===========

Supplemental Disclosure of Non-Cash
   Investing and Financing Activities:

Capital lease obligation incurred
  for purchase of equipment              $14,200                 $0           $14,200
                                     ===========         ==========       ===========
Stock issued in exchange for services:
   Series A common stock                 $20,000                              $20,000
   Series B common stock                 $64,000                 $0           $64,000
                                     -----------         ----------       -----------
                                         $84,000                 $0           $84,000
                                     ===========         ==========       ===========

See accompanying notes to
  interim financial statements

Kingdom Vision Network, Inc.
Notes to Interim Financial Statements
(Unaudited)

These financial statements have been prepared by
Kingdom Vision Network, Inc. (the "Company")
without audit, pursuant to the rules and
regulations of the Securities and Exchange
Commission, and reflect all adjustments which are,
in the opinion of management, necessary for a fair
statement of the results for the interim periods,
on a basis consistent with the annual audited
financial information, accounting policies, and
footnote disclosures normally included in financial
statements prepared in accordance with generally
accepted accounting principles have been omitted
pursuant to such rules  and regulations, although
the Company believes that the disclosures are
adequate to make the information presented not
misleading.   These financial statements should be
read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's Form
10SB.


1.  Notes Payable - Related Parties
   The Company had the following notes payable to related parties at September 30, 2001:

Note payable to director, due July
17, 2001 in the amount of $165,000.
The effective interest rate on
this note is 40.56%                      $150,000

9% note payable director, due August
31, 2002, in lump sum including
interest                                   75,000

9% note payable to director,
due August 31, 2002, in lump sum
including interest                         50,000
                                         --------
Total notes payable -
   related parties                       $275,000
                                         ========

2.   Notes Payable
   Notes payable at September 30, 2001, consisted of the following:

7% note payable, due in lump
sum including interest on March
18, 2002, secured by a Stock
Pledge Agreement covering 8,333
and 1/3 shares of Series KV
Preferred Stock                           $25,000

Note payable an individual, due
January 25, 2002, in the amount
of $45,000.   The effective interest
 rate on this note is 84.79%               35,000
                                         --------
Total notes payable                       $60,000
                                         ========

3.  Stockholders' Equity

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

Private Placement Memorandums
During the year ended December 31, 2000, the Board
of Directors authorized the issuance of 12,500,000
Series B common shares at $.40 per share through
two separate Private Placement Memorandum's
pursuant to Regulation D, Section 505 of the
Securities Act of 1933, as amended.   As permitted
by Regulation D, these Private Placement
Memorandums have not been registered with the
Securities and Exchange Commission.   The first
offering of 2,500,000 shares was terminated as of December 31, 2000, with the issuance of all 2,500,000 Series B common shares. The second offering of 10,000,000 terminated on July 31, 2001.
As of September 30, 2001, 10,307,704 Series B common shares have been issued in the amount of $4,123,082 in connection with the second Regulation
D offering.

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

For the nine months ended September 30, 2001, Kingdom Vision purchased property and equipment of $28,397. As a result, Kingdom Vision had net cash used in investing activities of $28,397 for the nine months ended September 30, 2001.

For the period from March 3, 2000 to September
30, 2000, Kingdom Vision purchase property and
equipment of $53,145, purchased an investment
of $30,000 and issued a note receivable for
$20,000.   As a result, Kingdom Vision had net
cash used in investing activities of $103,145 for the period from March 3, 2000 to September 30,
2000.

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

Dated:  November 21, 2001

KINGDOM VISION NETWORK, INC.

By  /s/ Randall Worley
    ------------------------
    Randall Worley
    President and Director